Form 10-K/A
period 2001-12-31
COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES SERIES 1999 C2
filed 2002-12-18
CIK 1085806

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 20, 2002 on behalf of First Union National Bank - Chase Manhattan Bank, Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 1999-C2 established pursuant to the Pooling and Servicing Agreement among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, Banc One Mortgage Capital Markets, LLC as Special Servicer, and Norwest Bank Minnesota, National Association as Trustee pursuant to which First Union National Bank - Chase Manhattan Bank, Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 1999-C2 registered under the Securities Act of 1933 (the "Certificates") were issued.







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



    First Union National Bank - Chase Manhattan Bank
    Commercial Mortgage Trust
    Commercial Mortgage Pass-Through Certificates
    Series 1999-C2
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A., as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of First Union National Bank - Chase Manhattan Bank Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 1999-C2.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

     a) First Union Capital Markets, as Special Servicer <F1>
     b) First Union National Bank, as Master Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) First Union Capital Markets, as Special Servicer <F1>
     b) First Union National Bank, as Master Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


Ex 99.1 (a)
KPMG (logo)
401 South Tryon Street
Suite 2300
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors First Union National Bank:

We have examined management's assertion, included in the accompanying report, that First Union National Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4, II.1., II.2., II.3., II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI.1., which are performed by the Bank's primary servicers, as of and for the year ended December 31, 2001. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination. We did not examine the respective primary servicers' compliance with standards I.4., II.1., II.2., II.3, II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI.1. and, accordingly, do not express an opinion thereon.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 6, 2002

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

EX 99.1 (b)

KPMG (logo)
401 South Tryon Street
Suite 2300
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors First Union National Bank:

We have examined management's assertion, included in the accompanying report, that First Union National Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4, II.1., II.2., II.3., II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI.1., which are performed by the Bank's primary servicers, as of and for the year ended December 31, 2001. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination. We did not examine the respective primary servicers' compliance with standards I.4., II.1., II.2., II.3, II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI.1. and, accordingly, do not express an opinion thereon.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 6, 2002

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.



Ex 99.2 (a)
Wachovia Securities (LOGO)
Charlotte NC 28288

Management Assertion

As of and for the year ended December 31, 2001, First Union National Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards I.4., II.1., II.2., II.3., IIA., III.2., III.3., III.4., V.2., V.3., VA., and VI.1., which are performed by the Bank's primary servicers.

As discussed above, with respect to minimum servicing standards I.4., II.1, II.2., II.3., II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI. I. of the
USAP, the Bank relies on the performance of its primary servicers. The Bank has a process in place to review the financial soundness and servicing performance of primary servicers on an annual basis. Among other factors, the Bank considers the results of the primary servicers' USAP reports in these reviews and takes appropriate corrective actions where it is warranted. The Bank is in the process of obtaining and reviewing the 2001 USAP reports for its primary servicers.

As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



John M. Church                                  March 6, 2002
Managing Director/Senior Vice President         Date
First Union National Bank
Structured Products Servicing


Clyde Alexander                                 March 6, 2002
Vice President                                  Date
First Union National Bank
Residential Master Servicing


EX 99.2 (b)

Wachovia Securities (LOGO)
Charlotte NC 28288

Management Assertion

As of and for the year ended December 31, 2001, First Union National Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards I.4., II.1., II.2., II.3., IIA., III.2., III.3., III.4., V.2., V.3., VA., and VI.1., which are performed by the Bank's primary servicers.

As discussed above, with respect to minimum servicing standards I.4., II.1, II.2., II.3., II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI. I. of the
USAP, the Bank relies on the performance of its primary servicers. The Bank has a process in place to review the financial soundness and servicing performance of primary servicers on an annual basis. Among other factors, the Bank considers the results of the primary servicers' USAP reports in these reviews and takes appropriate corrective actions where it is warranted. The Bank is in the process of obtaining and reviewing the 2001 USAP reports for its primary servicers.

As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



John M. Church                                  March 6, 2002
Managing Director/Senior Vice President         Date
First Union National Bank
Structured Products Servicing


Clyde Alexander                                 March 6, 2002
Vice President                                  Date
First Union National Bank
Residential Master Servicing


Ex 99.3 (a)
WACHOVIA
SECURITIES    (logo)

8739 Research Dr.
Charlotte, NC 28288

OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of May 1, 1999 by and among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, First Union National Bank as Special Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 1999-C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of the Agreement, I, Dennis McCloskey, Vice President of the Special Servicer, do hereby certify that:

1. A review of the activities of the Special Servicer during the period from August 15, 2001 through December 31, 2001 and of its performance under the Agreement during such period has been made under my supervision; and

2. To the best of my knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period August 15, 2001 through December 31, 2001; and

3. The Special Servicer has received no notice regarding qualification, or challenging the status of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 7th day of March, 2002.

Dennis McCloskey, Vice President
First Union National Bank


Wachovia Securities is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.


EX 99.3 (b)

WACHOVIA
SECURITIES      (logo)

8739 Research Drive
Charlotte, NC 28288

OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of May 1, 1999 by and among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 1999-C2
(the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy S. Ryan and Clyde M. Alexander, Vice Presidents of the Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from January 1, 2001 through December 31, 2001 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2001 through December 31, 2001; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREEOF, the undersigned have executed this Certificate as of the 7th day of March, 2002.



Timothy S. Ryan, Vice President              Clyde M. Alexander, Vice President
First Union National Bank                    First Union National Bank



Wachavia Securities is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD,
SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, NA and First Union National Bank.