Form 10-K
COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES SERIES 1999 C2
filed 2003-03-31
CIK 1085806

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

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

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                        25
             Class A-2                        53
             Class B                           4
             Class C                           5
             Class D                           2
             Class E                           5
             Class F                           2
             Class G                           4
             Class H                           2
             Class IO                          5
             Class J                           2
             Class K                           1
             Class L                           1
             Class M                           1
             Class N                           1
             Class R-I                         1
             Class R-II                        1
             Class R-III                       1

             Total:                          116


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




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

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F2>
       b) First Union National Bank, as Master Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F2>
       b) First Union National Bank, as Master Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) First Union National Bank, as Master Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On October 25, 2002, November 26, 2002, and December 31, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    First Union National Bank-Chase Manhattan Bank
    Commercial Mortgage Trust
    Commercial Mortgage Pass-Through Certificates
    Series 1999-C2
    (Registrant)



  Signed:  Wachovia Commercial Mtg. Securities Corp. as Depositor


  By:    William J. Cohane, Vice President

  By: /s/ William J. Cohane

  Dated: March 13, 2003

  Sarbanes-Oxley Certification


I, William J. Cohane, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ARCap REIT, Inc., as Special Servicer and Wells Fargo Bank Minnesota., N.A., as trustee.


      Date: March 31, 2003


      /s/ William J. Cohane
      Signature


      William J. Cohane
      Title




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


Ex-99.1(a)

ERNST & YOUNG    (logo)

Ernst & Young LLP
Suite 1500
2121 San Jacinto Street
Dallas, Texas 65201

Phone: (214) 969-8000
Fax:   (214) 969-8587
Telex: 6710375
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Special Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Special Servicing, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage
Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the nine-month period ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the nine-month period ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, any nationally recognized rating agency, including, but not limited to, Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc., Moody's Investor Services, Inc. and Fitch, Inc., any party to any Pooling and Servicing Agreement under which the Company acts as the Special Servicer and the Company's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young

February 4, 2003

A Member Practice of Ernst & Young Global


Ex-99.2(a)

ARCap    (logo)

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of ARCap Special Servicing, Inc. (the Company), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the nine-month period then ended. Based on this evaluation, we assert that during the period ended December 31, 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $1,500,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Chris Crouch
Chris Crouch, Servicing Officer
of ARCap Special Servicing, Inc.

February 4, 2003


Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                         9,712,529.49        46,527,337.74                0.00            120,572,663.32
   A-2                        44,770,552.44                 0.00                0.00            673,747,967.00
   B                           3,211,323.36                 0.00                0.00             47,260,093.00
   C                           4,307,285.04                 0.00                0.00             62,028,874.00
   D                           1,042,971.12                 0.00                0.00             14,768,779.00
   E                           3,009,226.87                 0.00                0.00             41,352,582.00
   F                           1,289,668.63                 0.00                0.00             17,722,535.00
   G                           2,460,478.68                 0.00                0.00             41,352,582.00
   H                             702,993.96                 0.00                0.00             11,815,024.00
   IO                          8,854,833.39                 0.00                0.00                      0.00
   J                             702,993.84                 0.00                0.00             11,815,023.00
   K                             702,993.96                 0.00                0.00             11,815,024.00
   L                             702,993.84                 0.00                0.00             11,815,023.00
   M                             702,993.96                 0.00                0.00             11,815,024.00
   N                             957,565.73                 0.00                0.00             20,676,291.00
   R-I                                 0.00                 0.00                0.00                      0.00
   R-II                                0.00                 0.00                0.00                      0.00
   R-III                               0.00                 0.00                0.00                      0.00