Form 10-K/A
period 2003-03-31
COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES SERIES 1999 C2
filed 2003-07-31
CIK 1085806

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

  Dated: July 17, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ARCap REIT, Inc., as Special Servicer and First Union National Bank, as Master Servicer.


      Date: July 17, 2003


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


Ex-99.1 (a)

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

/s/ Ernst & Young

February 4, 2003

A Member Practice of Ernst & Young Global


Ex-99.1 (b)

KPMG    (logo)

401 South Tryon Street
Suite 230
Charlotte, NC  28202-1911


Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:



We have examined management's assertion, included in the accompanying report, that Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2003



KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

Ex-99.2 (a)

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

/s/ Chris Crouch
Chris Crouch, Servicing Officer
of ARCap Special Servicing, Inc.

February 4, 2003

Ex-99.2 (b)

Wachovia Securities (LOGO)
8739 Research Drive
Charlotte NC 28288

Commercial Loan Servicing


Management Assertion

As of and for the year ended December 31, 2002, Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commerical and multi-family loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



/s/ John M. Church                              March 10, 2003
John M. Church                                  Date
Managing Director/Senior Vice President
Wachovia Bank National Association



/s/ Timothy S. Ryan                             March 10, 2003
Timothy S. Ryan                                 Date
Director/Vice President
Wachovia Bank National Association






Wachovia is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.

Ex-99.3 (a)


OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., formerly known as ARCap Special Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of May 1, 1999, relating to the First Union Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 1999-C2, hereby certify as follows:

1. a review of the activities of the Special Servicer and of its performance under the Pooling and Servicing Agreement during the calendar year 2002 has been made under the undersigned's supervision;

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects throughout such calendar year 2002; and

3. the Special Servicer has received no notice regarding qualification or challenging the status of REMIC I, REMIC II, or REMIC III under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 7 day of March, 2003, I have hereunto signed my name.

ARCap SERVICING, INC.
formerly known as ARCap Special
Servicing, Inc.,
a Delaware corporation
BY: /s/ James L. Duggins
James L. Duggins, President

Ex-99.3 (b)


WACHOVIA
SECURITIES (logo)

8739 Research Drive
Charlotte, NC 28288

OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of May 1, 1999 by and among First Union Commercial Mortgage Securities, Inc. as Depositor, Wachovia Bank, National Association (formerly know as First Union National Bank) as Master Servicer, Wachovia Bank, National Association (formerly know as First Union National Bank) as Special Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 1999-C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from January 1, 2002 through December 31, 2002 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2002 through December 31, 2002; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the day of March, 2003.


/s/ Timothy E. Steward                    /s/ Clyde M. Alexander
Timothy E. Steward, Director              Clyde M. Alexander, Director
Wachovia Bank, National Association       Wachovia Bank, National Association
(formerly know as First Union National    (formerly know as First Union National
Bank)                                     Bank)


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