Form 10-K
COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES SERIES 1999 C2
filed 2004-03-30
CIK 1085806

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

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

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           20
             Class A-2                           42
             Class B                              5
             Class C                              8
             Class D                              5
             Class E                              9
             Class F                              4
             Class G                              6
             Class H                              5
             Class IO                             6
             Class J                              5
             Class K                              4
             Class L                              4
             Class M                              4
             Class N                              3
             Class R-I                            1
             Class R-II                           1
             Class R-III                          1

             Total:                             133


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

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) ARCap Servicing, Inc., as Special Servicer <F1>
       b) Wachovia National Bank, as Master Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) ARCap Servicing, Inc., as Special Servicer <F1>
       b) Wachovia National Bank, as Master Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) ARCap Servicing, Inc., as Special Servicer <F1>
       b) Wachovia National Bank, as Master Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 27, 2003, November 21, 2003, and December 22, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

        On March 16, 2004 a form 8K-A was filed to revise the reports for August and December 2003.




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



     First Union National Bank-Chase Manhattan Bank
     Commercial Mortgage Trust
     Commercial Mortgage Pass-Through Certificates
     Series 1999-C2
     (Registrant)



  Signed: Wachovia Bank, National Association as Depositor


  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 30, 2004




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

Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

I, Charles L. Culbreth, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the First Union National Bank-Chase Manhattan Bank, Commercial Mortgage Pass-Through Certs., Series 1999-C2 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer and the special servicer under the pooling and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the master servicer and the special sevicer under the pooling and servicing agreement, and except as disclosed in the report, the master servicer and the special servicer have fulfilled their obligations in all material respects under the pooling and servicing agreement in the year such review applies;

5. I have disclosed to the master servicer's or the special servicer's certified public accountants all significant deficiencies relating the master servicer's or special servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: ARCap Servicing, Inc., as Special Servicer and Wells Fargo Bank, National Association, as Trustee.



     Date: March 30, 2004

     /s/ Charles L. Culbreth
     Signature

     Managing Director
     Title

Ex-99.1 (a)
ERNST & YOUNG   (logo)

Ernst & Young LLP
Suite 1500
2121 San Jacinto Street
Dallas, Texas 75201

Phone: (214) 969-8000
Fax:  (214) 969-8587
Telex: 6710375
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards, as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

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

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2003, is fairly stated, in all material respects.



/s/ Ernst & Young LLP

February 6, 2004

A Member Practice of Ernst & Young Global

Ex-99.1 (b)

KPMG   (logo)

KPMG LLP
Suite 2300
401 South Tryon Street
Three First Union Center
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:

We have examined management's assertion, included in the accompanying report, that the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2004

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member of KPMG international, a Swiss cooperative.


Ex-99.2 (a)

Logo) ARCap

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A (the "minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and V1.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Company complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $1,500,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Chris Crouch
Chris Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 6, 2004

Attachment A

Minimum Servicing Standards

I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

       .        be mathematically accurate;
       .        be prepared within forty-five (45) calendar days after the cutoff date
       .        be reviewed and approved by someone other than the person who prepared the reconciliation; and
       .        document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




Ex-99.2 (b)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

Wachovia Securities (logo)

Management Assertion

As of and for the year ended December 31,2003, the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.l., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.


/s/ Alan Kronovet                       3/10/04
Alan Kronovet                           Date
Director/Vice President
Wachovia National Bank


/s/ Steven Johnson                      3/10/04
Steven Johnson                          Date
Director
Wachovia National Bank


Ex-99.3 (a)

OFFICER'S CERTIFICATE
ARCap Servicing, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc. formerly known as ARCap Special Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of May 1, 1999, relating to the First Union Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 1999-C2 hereby certifies as follows:

1) a review of the activities of the Special Servicer and of its performance under the Pooling and Servicing Agreement during the calendar year 2003 has been made under the undersigned's supervision;

2) to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects throughout such calendar year 2003; and

3) the Special Servicer has received no notice regarding qualification or challenging the status of REMIC I,REMIC II,or REMIC III under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 12 day of March, 2004, I have hereunto signed my name.

ARCap Servicing, INC.
formerly known as ARCap Special
Servicing, Inc.,
a Delaware corporation

By: /s/ James L. Duggins
James L. Duggins, President

Ex-99.3 (b)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

(logo) WACHOVIA SECURITIES


OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of May 1, 1999, by and among First Union Commercial Mortgage Securities, Inc. as Depositor, Wachovia Bank, National Association (formerly know as First Union National Bank), as Master Servicer, Wachovia Bank, National Association (formerly know as First Union National Bank) as Special Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 1999-C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1) A review of the activities of the Master Servicer during the period from January 1, 2003 through December 31, 2003 and of its performance under the Agreement during such period has been made under our supervision; and

2) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2003 through December 31, 2003; and

3) The Master Servicer has received no notice regarding qualification, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 12th day of March 2004.

/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank National Association
(Formerly known as First Union
National Bank)

/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association
(Formerly known as First Union
National Bank)






  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            6,675,363.10         45,672,777.54                 0.00              74,899,885.78
   A-2                           44,770,552.44                  0.00                 0.00             673,747,967.00
   B                              3,211,323.36                  0.00                 0.00              47,260,093.00
   C                              4,307,285.04                  0.00                 0.00              62,028,874.00
   D                              1,042,971.12                  0.00                 0.00              14,768,779.00
   E                              3,006,791.28                  0.00                 0.00              41,352,582.00
   F                              1,288,624.81                  0.00                 0.00              17,722,535.00
   G                              2,460,478.68                  0.00                 0.00              41,352,582.00
   H                                702,993.96                  0.00                 0.00              11,815,024.00
   IO                             8,294,043.70                  0.00                 0.00                       0.00
   J                                702,993.84                  0.00                 0.00              11,815,023.00
   K                                702,993.96                  0.00                 0.00              11,815,024.00
   L                                702,993.84                  0.00                 0.00              11,815,023.00
   M                                702,993.96                  0.00                 0.00              11,815,024.00
   N                              1,352,951.59                  0.00         7,010,243.54              13,666,047.46
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00