Form 10-K
period 2004-12-31
COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES SERIES 1999 C2
filed 2005-03-30
CIK 1085806

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-62671-01


        First Union Commercial Mortgage Trust
        Commercial Mortgage Pass-Through Certificates
        Series 1999-C02

     (Exact name of registrant as specified in its charter)


   New York                                         52-2178384
  (State or other jurisdiction of                   52-7000342
  incorporation or organization)                    52-2178389
                                                    52-2178388
                                                    (I.R.S. Employer
                                                    Identification No.)


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

        Yes  ___     No  X


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


     Documents Incorporated by Reference

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


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 60.


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


  Item 9B. Other Information.

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


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    First Union Commercial Mortgage Trust
    Commercial Mortgage Pass-Through Certificates
    Series 1999-C02
    (Registrant)


  Signed: Wachovia Bank, National Association as Depositor

  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 30, 2005


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



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Certification

  First Union Commercial Mortgage Securities, Inc.,
  Commercial Mortgage Pass-Through Certificates
  Series 1999-C2 (the "Trust")

  I, Charles L. Culbreth, certify that:

  1. I have reviewed the annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports;

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     ARCap Servicing, Inc., and Wells Fargo Bank Minnesota, N.A.

     Date: March 30, 2005

     /s/ Charles L. Culbreth
     Signature

     Charles L. Culbreth, Managing Director
     Wachovia Commercial Mortgage Securities, Inc.


  EX-99.1 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 1500
2121 San Jacinto Street
Dallas, Texas 75201

Phone: (214) 969-8000
Fax:   (214) 969-8587
Telex: 6710375
www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2004. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

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

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 4, 2005


A Member Practice of Ernst & Young Global


Attachment A

Minimum Servicing Standards


I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     *  be mathematically accurate;
     *  be prepared within forty-five (45) calendar days after the cutoff date
     * be reviewed and approved by someone other than the person who prepared the reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

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

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo) KMPG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


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


In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP

March 10, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A ("the minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $10,000,000 aggregate, $5,000,000 per loss and an errors and omissions policy in the amount of $10,000,000.

/s/ Christopher Crouch
Christopher Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 4, 2005




Attachment A

Minimum Servicing Standards


I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     *  be mathematically accurate;
     *  be prepared within forty-five (45) calendar days after the cutoff date
     * be reviewed and approved by someone other than the person who prepared the reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

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

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (b)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


(logo) WACHOVIA SECURITIES

Management Assertion

As of and for the year ended December 31, 2004, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3-8-05
Date


/s/ Tim Steward
Tim Steward
Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Tim Ryan
Tim Ryan
Director
Wachovia Bank, National Association

3-8-05
Date





  EX-99.3 (a)
OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., formerly known as ARCap Special Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of May 1, 1999, relating to the First Union Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 1999-C2, hereby certifies as follows:


1. a review of the activities of the Special Servicer and of its performance under the Pooling and Servicing Agreement during the calendar year 2004 has been made under the undersigned's supervision;

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects throughout such calendar year 2004; and

3. the Special Servicer has received no notice regarding qualification or challenging the status of REMIC I, REMIC II, or REMIC III under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 7 day of March, 2005, I have hereunto signed my name.

ARCap SERVICING, INC.
formerly known as ARCap Special
Servicing, Inc.,
a Delaware corporation

BY: /s/ James L. Duggins
James L. Duggins, President





  EX-99.3 (b)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075


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


Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:


   1. A review of the activities of the Master Servicer during the period from January 1, 2004 through December 31, 2004 and of its performance under the Agreement during such period has been made under our supervision; and


   2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2004 through December 31, 2004; and


   3. The Master Servicer has received no notice regarding qualification, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 11th day of March 2005.



/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank, National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank, National Association





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            4,263,982.26         17,834,580.68                 0.00              57,065,305.10
   A-2                           44,770,552.44                  0.00                 0.00             673,747,967.00
   B                              3,211,323.36                  0.00                 0.00              47,260,093.00
   C                              4,307,285.04                  0.00                 0.00              62,028,874.00
   D                              1,042,971.12                  0.00                 0.00              14,768,779.00
   E                              3,007,483.41                  0.00                 0.00              41,352,582.00
   F                              1,288,921.45                  0.00                 0.00              17,722,535.00
   G                              2,460,478.68                  0.00                 0.00              41,352,582.00
   H                                702,993.96                  0.00                 0.00              11,815,024.00
   IO                             7,847,564.24                  0.00                 0.00           1,028,039,882.56
   J                                702,993.84                  0.00                 0.00              11,815,023.00
   K                                702,993.96                  0.00                 0.00              11,815,024.00
   L                                702,993.84                  0.00                 0.00              11,815,023.00
   M                                702,993.96                  0.00                 0.00              11,815,024.00
   N                                697,655.84                  0.00                 0.00              13,666,047.46
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00